Form 10-K
period 2025-12-31
BANK5 2025-5YR14
filed 2026-03-18
CIK 2059498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-282099-03

Central Index Key Number of the issuing entity: 0002059498

BANK5 2025-5YR14

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4345626 38-4345627 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                        Accelerated filer                                        ☐

Non-accelerated filer         ☒                                        Smaller reporting company                                        ☐

                                                                                Emerging growth company                                        ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Southeast Workforce MHC Portfolio Mortgage Loan and the 1401 H Mortgage Loan, which constituted approximately 9.9% and 7.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Southeast Workforce MHC Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the 1401 H Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Southeast Workforce MHC Portfolio Mortgage Loan and the 1401 H Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Center North Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Gateway Center North Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Gateway Center North Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK5 2024-5YR11 transaction, Commission File Number 333-259741-10 (the “BANK5 2024-5YR11 Transaction”). This loan combination, including the Gateway Center North Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Spiral Mortgage Loan, which constituted approximately 5.8% of the asset pool of the issuing entity as of its cut-off date.  The Spiral Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Spiral Mortgage Loan and eleven other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Hudson Yards 2025-SPRL Mortgage Trust transaction (the “Hudson Yards 2025-SPRL Transaction”). This loan combination, including The Spiral Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Hudson Yards 2025-SPRL Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Radius at Harbor Bay Mortgage Loan, which constituted approximately 4.1% of the asset pool of the issuing entity as of its cut-off date.  The Radius at Harbor Bay Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Radius at Harbor Bay Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2025-5C3 transaction, Commission File Number 333-282099-01 (the “WFCM 2025-5C3 Transaction”). This loan combination, including the Radius at Harbor Bay Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2025-5C3 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grand Plaza Mortgage Loan, the Logan Cargo Park Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan, which constituted approximately 7.6%, 3.4% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Grand Plaza Mortgage Loan, the Logan Cargo Park Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Grand Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Logan Cargo Park Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Prosper South Bend Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2025-5C1 transaction, Commission File Number 333-282944-01 (the “MSBAM 2025-5C1 Transaction”). These loan combinations, including the Grand Plaza Mortgage Loan, the Logan Cargo Park Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2025-5C1 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Las Olas City Centre Mortgage Loan and the Redmond Town Center Mortgage Loan, which each constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The Las Olas City Centre Mortgage Loan and the Redmond Town Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Las Olas City Centre Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Redmond Town Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2025-V14 Mortgage Trust transaction, Commission File Number 333-283864-01 (the “Benchmark 2025-V14 Transaction”). These loan combinations, including the Las Olas City Centre Mortgage Loan and the Redmond Town Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2025-V14 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Spiral Mortgage Loan, the Radius at Harbor Bay Mortgage Loan and the Gateway Center North Mortgage Loan. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grand Plaza Mortgage Loan, The Spiral Mortgage Loan, the Radius at Harbor Bay Mortgage Loan, the Logan Cargo Park Mortgage Loan, the Redmond Town Center Mortgage Loan, the Las Olas City Centre Mortgage Loan, the Gateway Center North Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

BellOak, LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grand Plaza Mortgage Loan, the Radius at Harbor Bay Mortgage Loan, the Logan Cargo Park Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Sycamore Portfolio Mortgage Loan, the La Plaza Hubbard Mortgage Loan, the Grand Plaza Mortgage Loan, the Redmond Town Center Mortgage Loan, the Las Olas City Centre Mortgage Loan, the Logan Cargo Park Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan and the special servicer of The Spiral Mortgage Loan and the Gateway Center North Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the Grand Plaza Mortgage Loan, the Radius at Harbor Bay Mortgage Loan, the Logan Cargo Park Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

Greystone Servicing Company LLC is the special servicer of the Las Olas City Centre Mortgage Loan and the Redmond Town Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Greystone Servicing Company LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Greystone Servicing Company LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Greystone Servicing Company LLC because Greystone Servicing Company LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Park Bridge Lender Services LLC is the operating advisor of the Redmond Town Center Mortgage Loan and the Las Olas City Centre Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Southeast Workforce MHC Portfolio Mortgage Loan, the 1401 H Mortgage Loan, the Gateway Center North Mortgage Loan, The Spiral Mortgage Loan, the Radius at Harbor Bay Mortgage Loan, the Grand Plaza Mortgage Loan, the Logan Cargo Park Mortgage Loan, the Prosper South Bend Apartments Mortgage Loan, the Redmond Town Center Mortgage Loan and the Las Olas City Centre Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction, the trust and servicing agreement for the Hudson Yards 2025-SPRL Transaction, the pooling and servicing agreement for the WFCM 2025-5C3 Transaction, the pooling and servicing agreement for the MSBAM 2025-5C1 Transaction and the pooling and servicing agreement for the Benchmark 2025-V14 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Southeast Workforce MHC Portfolio Mortgage Loan, the 1401 H Mortgage Loan, the Gateway Center North Mortgage Loan, The Spiral Mortgage Loan, the Radius at Harbor Bay Mortgage Loan, the Grand Plaza Mortgage Loan, the Logan Cargo Park Mortgage Loan, the Prosper South Bend Apartments Mortgage Loan, the Redmond Town Center Mortgage Loan and the Las Olas City Centre Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of The Spiral Mortgage Loan, the Radius at Harbor Bay Mortgage Loan and the Gateway Center North Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Gateway Center North Mortgage Loan, The Spiral Mortgage Loan, the Radius at Harbor Bay Mortgage Loan, the Grand Plaza Mortgage Loan, the Logan Cargo Park Mortgage Loan, the Prosper South Bend Apartments Mortgage Loan, the Redmond Town Center Mortgage Loan and the Las Olas City Centre Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Redmond Town Center Mortgage Loan, the Las Olas City Centre Mortgage Loan and the Gateway Center North Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Pentalpha Surveillance LLC as operating advisor of the Gateway Center North Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Greystone Servicing Company LLC as special servicer of the Redmond Town Center Mortgage Loan and the Las Olas City Centre Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on April 2, 2025 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gateway Center North Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK5 2024-5YR11 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2024-5YR11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Spiral Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Hudson Yards 2025-SPRL Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Hudson Yards 2025-SPRL Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Hudson Yards 2025-SPRL Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Radius at Harbor Bay Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2025-5C3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the WFCM 2025-5C3 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2025-5C3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Grand Plaza Mortgage Loan, the Logan Cargo Park Mortgage Loan and the Prosper South Bend Apartments Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2025-5C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSBAM 2025-5C1 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2025-5C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Redmond Town Center Mortgage Loan and the Las Olas City Centre Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2025-V14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2025-V14 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2025-V14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1          Pooling and Servicing Agreement, dated as of April 1, 2025, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Trimont LLC, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.2          Pooling and Servicing Agreement, dated as of November 1, 2024, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.3          Trust and Servicing Agreement, dated as of January 24, 2025, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC, National Association, as Special Servicer, and Computershare Trust Company, National Association, as Certificate Administrator and as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.4          Pooling and Servicing Agreement, dated as of January 1, 2025, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.5          Pooling and Servicing Agreement, dated as of March 1, 2025, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.6          Pooling and Servicing Agreement, dated as of April 1, 2025, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Computershare Trust Company, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.7          Agreement Between Note Holders, dated as of March 19, 2025, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.8          Agreement Between Note Holders, dated as of March 13, 2025, by and between Morgan Stanley Bank, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.9          Agreement Between Note Holders, dated as of February 26, 2025, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.10        Co-Lender Agreement, dated as of January 24, 2025, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, Initial Note A-5 Holder, Initial Note A-9 Holder and Initial Note B-1 Holder, Bank of America, National Association, as Initial Note A-2 Holder, Initial Note A-6 Holder, Initial Note A-10 Holder and Initial Note B-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, Initial Note A-7 Holder, Initial Note A-11 Holder and Initial Note B-3 Holder, and Wells Fargo Bank, National Association, as Initial Note A-4 Holder, Initial Note A-8 Holder, Initial Note A-12 Holder and Initial Note B-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.11        Co-Lender Agreement, dated as of December 30, 2024, between Wells Fargo Bank, National Association, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder, and German American Capital Corporation, as Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.12        Agreement Between Note Holders, dated as of March 6, 2025, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Initial Note A-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.13        Co-Lender Agreement, dated as of March 17, 2025, between German American Capital Corporation, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder, and JPMorgan Chase Bank, National Association, as Note A-4 Holder and Note A-5 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.14        Agreement Between Note Holders, dated as of February 27, 2025, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.15        Agreement Among Note Holders, dated as of October 29, 2024, by and among Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Bank of America, N.A., as Initial Note A-5 Holder, Bank of America, N.A., as Initial Note A-6 Holder, and Bank of America, N.A., as Initial Note A-7 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

4.16        Agreement Between Note Holders, dated as of February 20, 2025, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Trimont LLC, as Master Servicer

33.2        Torchlight Loan Services, LLC, as Special Servicer

33.3        Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4        Computershare Trust Company, National Association, as Custodian

33.5        BellOak, LLC, as Operating Advisor

33.6        CoreLogic Solutions, LLC, as Servicing Function Participant

33.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer with respect to the Sycamore Portfolio Mortgage Loan and the La Plaza Hubbard Mortgage Loan

33.8        Trimont LLC, as Primary Servicer of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 33.1)

33.9        Torchlight Loan Services, LLC, as Special Servicer of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 33.2)

33.10      Computershare Trust Company, National Association, as Trustee of the Southeast Workforce MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11      Computershare Trust Company, National Association, as Custodian of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 33.4)

33.12      BellOak, LLC, as Operating Advisor of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 33.5)

33.13      CoreLogic Solutions, LLC, as Servicing Function Participant of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 33.6)

33.14      Trimont LLC, as Primary Servicer of the 1401 H Mortgage Loan (see Exhibit 33.1)

33.15      Torchlight Loan Services, LLC, as Special Servicer of the 1401 H Mortgage Loan (see Exhibit 33.2)

33.16      Computershare Trust Company, National Association, as Trustee of the 1401 H Mortgage Loan (Omitted. See Explanatory Notes.)

33.17      Computershare Trust Company, National Association, as Custodian of the 1401 H Mortgage Loan (see Exhibit 33.4)

33.18      BellOak, LLC, as Operating Advisor of the 1401 H Mortgage Loan (see Exhibit 33.5)

33.19      CoreLogic Solutions, LLC, as Servicing Function Participant of the 1401 H Mortgage Loan (see Exhibit 33.6)

33.20      Trimont LLC, as Primary Servicer of the Gateway Center North Mortgage Loan (see Exhibit 33.1)

33.21      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Center North Mortgage Loan (see Exhibit 33.7)

33.22      Computershare Trust Company, National Association, as Trustee of the Gateway Center North Mortgage Loan (Omitted. See Explanatory Notes.)

33.23      Computershare Trust Company, National Association, as Custodian of the Gateway Center North Mortgage Loan (see Exhibit 33.4)

33.24      Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Center North Mortgage Loan (Omitted. See Explanatory Notes.)

33.25      CoreLogic Solutions, LLC, as Servicing Function Participant of the Gateway Center North Mortgage Loan (see Exhibit 33.6)

33.26      Trimont LLC, as Primary Servicer of The Spiral Mortgage Loan (see Exhibit 33.1)

33.27      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Spiral Mortgage Loan (see Exhibit 33.7)

33.28      Computershare Trust Company, National Association, as Trustee of The Spiral Mortgage Loan (Omitted. See Explanatory Notes.)

33.29      Computershare Trust Company, National Association, as Custodian of The Spiral Mortgage Loan (see Exhibit 33.4)

33.30      CoreLogic Solutions, LLC, as Servicing Function Participant of The Spiral Mortgage Loan (see Exhibit 33.6)

33.31      Trimont LLC, as Primary Servicer of the Radius at Harbor Bay Mortgage Loan (see Exhibit 33.1)

33.32      Argentic Services Company LP, as Special Servicer of the Radius at Harbor Bay Mortgage Loan

33.33      Computershare Trust Company, National Association, as Trustee of the Radius at Harbor Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.34      Computershare Trust Company, National Association, as Custodian of the Radius at Harbor Bay Mortgage Loan (see Exhibit 33.4)

33.35      BellOak, LLC, as Operating Advisor of the Radius at Harbor Bay Mortgage Loan (see Exhibit 33.5)

33.36      CoreLogic Solutions, LLC, as Servicing Function Participant of the Radius at Harbor Bay Mortgage Loan (see Exhibit 33.6)

33.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Plaza Mortgage Loan (see Exhibit 33.7)

33.38      Argentic Services Company LP, as Special Servicer of the Grand Plaza Mortgage Loan (see Exhibit 33.32)

33.39      Computershare Trust Company, National Association, as Trustee of the Grand Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Computershare Trust Company, National Association, as Custodian of the Grand Plaza Mortgage Loan (see Exhibit 33.4)

33.41      BellOak, LLC, as Operating Advisor of the Grand Plaza Mortgage Loan (see Exhibit 33.5)

33.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Logan Cargo Park Mortgage Loan (see Exhibit 33.7)

33.43      Argentic Services Company LP, as Special Servicer of the Logan Cargo Park Mortgage Loan (see Exhibit 33.32)

33.44      Computershare Trust Company, National Association, as Trustee of the Logan Cargo Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Computershare Trust Company, National Association, as Custodian of the Logan Cargo Park Mortgage Loan (see Exhibit 33.4)

33.46      BellOak, LLC, as Operating Advisor of the Logan Cargo Park Mortgage Loan (see Exhibit 33.5)

33.47      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 33.7)

33.48      Argentic Services Company LP, as Special Servicer of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 33.32)

33.49      Computershare Trust Company, National Association, as Trustee of the Prosper South Bend Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.50      Computershare Trust Company, National Association, as Custodian of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 33.4)

33.51      BellOak, LLC, as Operating Advisor of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 33.5)

33.52      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 33.7)

33.53      Greystone Servicing Company LLC, as Special Servicer of the Redmond Town Center Mortgage Loan

33.54      Computershare Trust Company, National Association, as Trustee of the Redmond Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55      Computershare Trust Company, National Association, as Custodian of the Redmond Town Center Mortgage Loan (see Exhibit 33.4)

33.56      Park Bridge Lender Services LLC, as Operating Advisor of the Redmond Town Center Mortgage Loan

33.57      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Las Olas City Centre Mortgage Loan (see Exhibit 33.7)

33.58      Greystone Servicing Company LLC, as Special Servicer of the Las Olas City Centre Mortgage Loan (see Exhibit 33.53)

33.59      Computershare Trust Company, National Association, as Trustee of the Las Olas City Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.60      Computershare Trust Company, National Association, as Custodian of the Las Olas City Centre Mortgage Loan (see Exhibit 33.4)

33.61      Park Bridge Lender Services LLC, as Operating Advisor of the Las Olas City Centre Mortgage Loan (see Exhibit 33.56)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Trimont LLC, as Master Servicer

34.2        Torchlight Loan Services, LLC, as Special Servicer

34.3        Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4        Computershare Trust Company, National Association, as Custodian

34.5        BellOak, LLC, as Operating Advisor

34.6        CoreLogic Solutions, LLC, as Servicing Function Participant

34.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer with respect to the Sycamore Portfolio Mortgage Loan and the La Plaza Hubbard Mortgage Loan

34.8        Trimont LLC, as Primary Servicer of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 34.1)

34.9        Torchlight Loan Services, LLC, as Special Servicer of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 34.2)

34.10      Computershare Trust Company, National Association, as Trustee of the Southeast Workforce MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11      Computershare Trust Company, National Association, as Custodian of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 34.4)

34.12      BellOak, LLC, as Operating Advisor of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 34.5)

34.13      CoreLogic Solutions, LLC, as Servicing Function Participant of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 34.6)

34.14      Trimont LLC, as Primary Servicer of the 1401 H Mortgage Loan (see Exhibit 34.1)

34.15      Torchlight Loan Services, LLC, as Special Servicer of the 1401 H Mortgage Loan (see Exhibit 34.2)

34.16      Computershare Trust Company, National Association, as Trustee of the 1401 H Mortgage Loan (Omitted. See Explanatory Notes.)

34.17      Computershare Trust Company, National Association, as Custodian of the 1401 H Mortgage Loan (see Exhibit 34.4)

34.18      BellOak, LLC, as Operating Advisor of the 1401 H Mortgage Loan (see Exhibit 34.5)

34.19      CoreLogic Solutions, LLC, as Servicing Function Participant of the 1401 H Mortgage Loan (see Exhibit 34.6)

34.20      Trimont LLC, as Primary Servicer of the Gateway Center North Mortgage Loan (see Exhibit 34.1)

34.21      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Center North Mortgage Loan (see Exhibit 34.7)

34.22      Computershare Trust Company, National Association, as Trustee of the Gateway Center North Mortgage Loan (Omitted. See Explanatory Notes.)

34.23      Computershare Trust Company, National Association, as Custodian of the Gateway Center North Mortgage Loan (see Exhibit 34.4)

34.24      Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Center North Mortgage Loan (Omitted. See Explanatory Notes.)

34.25      CoreLogic Solutions, LLC, as Servicing Function Participant of the Gateway Center North Mortgage Loan (see Exhibit 34.6)

34.26      Trimont LLC, as Primary Servicer of The Spiral Mortgage Loan (see Exhibit 34.1)

34.27      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Spiral Mortgage Loan (see Exhibit 34.7)

34.28      Computershare Trust Company, National Association, as Trustee of The Spiral Mortgage Loan (Omitted. See Explanatory Notes.)

34.29      Computershare Trust Company, National Association, as Custodian of The Spiral Mortgage Loan (see Exhibit 34.4)

34.30      CoreLogic Solutions, LLC, as Servicing Function Participant of The Spiral Mortgage Loan (see Exhibit 34.6)

34.31      Trimont LLC, as Primary Servicer of the Radius at Harbor Bay Mortgage Loan (see Exhibit 34.1)

34.32      Argentic Services Company LP, as Special Servicer of the Radius at Harbor Bay Mortgage Loan

34.33      Computershare Trust Company, National Association, as Trustee of the Radius at Harbor Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.34      Computershare Trust Company, National Association, as Custodian of the Radius at Harbor Bay Mortgage Loan (see Exhibit 34.4)

34.35      BellOak, LLC, as Operating Advisor of the Radius at Harbor Bay Mortgage Loan (see Exhibit 34.5)

34.36      CoreLogic Solutions, LLC, as Servicing Function Participant of the Radius at Harbor Bay Mortgage Loan (see Exhibit 34.6)

34.37      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Plaza Mortgage Loan (see Exhibit 34.7)

34.38      Argentic Services Company LP, as Special Servicer of the Grand Plaza Mortgage Loan (see Exhibit 34.32)

34.39      Computershare Trust Company, National Association, as Trustee of the Grand Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Computershare Trust Company, National Association, as Custodian of the Grand Plaza Mortgage Loan (see Exhibit 34.4)

34.41      BellOak, LLC, as Operating Advisor of the Grand Plaza Mortgage Loan (see Exhibit 34.5)

34.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Logan Cargo Park Mortgage Loan (see Exhibit 34.7)

34.43      Argentic Services Company LP, as Special Servicer of the Logan Cargo Park Mortgage Loan (see Exhibit 34.32)

34.44      Computershare Trust Company, National Association, as Trustee of the Logan Cargo Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Computershare Trust Company, National Association, as Custodian of the Logan Cargo Park Mortgage Loan (see Exhibit 34.4)

34.46      BellOak, LLC, as Operating Advisor of the Logan Cargo Park Mortgage Loan (see Exhibit 34.5)

34.47      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 34.7)

34.48      Argentic Services Company LP, as Special Servicer of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 34.32)

34.49      Computershare Trust Company, National Association, as Trustee of the Prosper South Bend Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.50      Computershare Trust Company, National Association, as Custodian of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 34.4)

34.51      BellOak, LLC, as Operating Advisor of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 34.5)

34.52      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 34.7)

34.53      Greystone Servicing Company LLC, as Special Servicer of the Redmond Town Center Mortgage Loan

34.54      Computershare Trust Company, National Association, as Trustee of the Redmond Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55      Computershare Trust Company, National Association, as Custodian of the Redmond Town Center Mortgage Loan (see Exhibit 34.4)

34.56      Park Bridge Lender Services LLC, as Operating Advisor of the Redmond Town Center Mortgage Loan

34.57      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Las Olas City Centre Mortgage Loan (see Exhibit 34.7)

34.58      Greystone Servicing Company LLC, as Special Servicer of the Las Olas City Centre Mortgage Loan (see Exhibit 34.53)

34.59      Computershare Trust Company, National Association, as Trustee of the Las Olas City Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.60      Computershare Trust Company, National Association, as Custodian of the Las Olas City Centre Mortgage Loan (see Exhibit 34.4)

34.61      Park Bridge Lender Services LLC, as Operating Advisor of the Las Olas City Centre Mortgage Loan (see Exhibit 34.56)

35           Servicer compliance statements.

35.1        Trimont LLC, as Master Servicer

35.2        Torchlight Loan Services, LLC, as Special Servicer

35.3        Computershare Trust Company, National Association, as Certificate Administrator

35.4        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer with respect to the Sycamore Portfolio Mortgage Loan and the La Plaza Hubbard Mortgage Loan

35.5        Trimont LLC, as Primary Servicer of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 35.1)

35.6        Torchlight Loan Services, LLC, as Special Servicer of the Southeast Workforce MHC Portfolio Mortgage Loan (see Exhibit 35.2)

35.7        Trimont LLC, as Primary Servicer of the 1401 H Mortgage Loan (see Exhibit 35.1)

35.8        Torchlight Loan Services, LLC, as Special Servicer of the 1401 H Mortgage Loan (see Exhibit 35.2)

35.9        Trimont LLC, as Primary Servicer of the Gateway Center North Mortgage Loan (see Exhibit 35.1)

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Center North Mortgage Loan (see Exhibit 35.4)

35.11      Trimont LLC, as Primary Servicer of The Spiral Mortgage Loan (see Exhibit 35.1)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Spiral Mortgage Loan (see Exhibit 35.4)

35.13      Trimont LLC, as Primary Servicer of the Radius at Harbor Bay Mortgage Loan (see Exhibit 35.1)

35.14      Argentic Services Company LP, as Special Servicer of the Radius at Harbor Bay Mortgage Loan

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Plaza Mortgage Loan (see Exhibit 35.4)

35.16      Argentic Services Company LP, as Special Servicer of the Grand Plaza Mortgage Loan (see Exhibit 35.14)

35.17      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Logan Cargo Park Mortgage Loan (see Exhibit 35.4)

35.18      Argentic Services Company LP, as Special Servicer of the Logan Cargo Park Mortgage Loan (see Exhibit 35.14)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 35.4)

35.20      Argentic Services Company LP, as Special Servicer of the Prosper South Bend Apartments Mortgage Loan (see Exhibit 35.14)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Redmond Town Center Mortgage Loan (see Exhibit 35.4)

35.22      Greystone Servicing Company LLC, as Special Servicer of the Redmond Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Las Olas City Centre Mortgage Loan (see Exhibit 35.4)

35.24      Greystone Servicing Company LLC, as Special Servicer of the Las Olas City Centre Mortgage Loan (Omitted. See Explanatory Notes.)

99.1        Mortgage Loan Purchase Agreement, dated as of March 31, 2025, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

99.2        Mortgage Loan Purchase Agreement, dated as of March 31, 2025, between Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

99.3        Mortgage Loan Purchase Agreement, dated as of March 31, 2025, between JPMorgan Chase Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

99.4        Mortgage Loan Purchase Agreement, dated as of March 31, 2025, between Bank of America, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

99.5        Primary Servicing Agreement, dated as of April 1, 2025, by and between Trimont LLC and Midland Loan Services, a Division of PNC Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on April 2, 2025 under Commission File No. 333-282099-03 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 17, 2026